Form 10-K
period 2005-12-31
Bay View Deposit CORP
filed 2006-03-31
CIK 1309830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-121380
BAY VIEW DEPOSIT CORPORATION
(originator of the Trusts discussed herein)
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0100667 (I.R.S. Employer Identification No.)

1840 Gateway Drive San Mateo, California (Address of principal executive offices)	94404 (Zip Code)
Registrant’s telephone number, including area code: (650) 312-7300
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES  ☑  NO
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☑ YES    ☐ NO
     Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
DOCUMENTS INCORPORATED BY REFERENCE: None

Part I
Item 1. Business
     Bay View Deposit Corporation, or “BVDC”, a wholly owned subsidiary of Bay View Acceptance Corporation (“BVAC”) which in turn is a wholly owned subsidiary of Bay View Capital Corporation (the “Company”), is a Delaware Corporation formed for the sole purpose of issuing asset-backed securities through trusts. At December 31, 2005, BVDC had three active trusts: (1) the Bay View 2005-LJ-1 Owner Trust, (2) the Bay View 2005-LJ-2 Owner Trust and (3) the Bay View 2005-3 Owner Trust, or collectively the “Trusts”. The only “business” of the Trusts is the collection and distribution of payments on the motor vehicle receivables in the manner described in the Registration Statement on Form S-3 (File No. 333-121380). Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.
Item 2. Properties
     BVDC and the Trusts do not have any physical properties. Accordingly, this item is inapplicable.
Item 3. Legal Proceedings
     There were no material legal proceedings involving BVDC, the Trusts, or, any certificates involving the Trustees which were pending at December 31, 2005, or as of the date of this report.
Item 4. Submission of Matters to a Vote of Security Holders
     No votes or consents of certificate-holders were solicited during fiscal year 2005 for any purpose.
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
     There is no established public trading market for the certificates.
     As of December 31, 2005, there were 30 registered certificate-holders of the Bay View 2005-LJ-1 Trust, 31 registered certificate-holders of the Bay View 2005-LJ-2 Trust and 42 registered certificate-holders of the Bay View 2005-3 Trust. Because the Trusts pay no dividends with respect to the certificates, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trusts.
Item 6. Selected Financial Data
     No financial data is required of BVDC, as Registrant, in as much as the Registration Statement on Form S-3 (File No. 333-121380) was filed for and on behalf of the Trusts and, furthermore, because BVDC is not a guarantor of any of the payments due from the Trusts to certificate-holders.
     The regular monthly report forms, which the Trustees are required to include with each monthly distribution of the Trusts’ assets to certificate-holders, set forth for the prior calendar month, as well as cumulatively, all of the relevant financial information required by the applicable Indentures to be reported to certificate-holders.
     The Trusts’ Monthly Servicer’s Certificate Reports, referred to as the “Monthly Reports”, for the months ended February 28, 2005 through December 31, 2005 have been previously filed as indicated at Part IV. Item 15. “Exhibits, Financial Statement Schedules and Reports on Form 8-K.”
     The foregoing presents all relevant financial information relating to the Trusts. Because of the limited business activity of the Trusts, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

Part II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Because of the limited business activity of the Trusts, the presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the Monthly Reports (filed under Current Reports on Form 8-K) as described above.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Because of the limited business activity of the Trusts, the presentation of Quantitative and Qualitative Disclosures About Market Risk, as required by Item 305 of Regulation S-K, would not be meaningful. All relevant information is contained in the Monthly Reports (filed under Current Reports on Form 8-K) as described above.
Item 8. Financial Statements and Supplementary Data
     As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the certificates are essentially “pass-through” securities, the Trusts will have “income” only in the limited sense of collecting payments on the motor vehicle receivables. The only material items of “expense” for the Trusts will be the amounts paid as servicing compensation and potentially certain payments relating to any credit enhancement facilities. The Monthly Reports contained in the Current Reports on Form 8-K provide complete information on the amounts of the “income” and “expenses” of the Trusts.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Not Applicable.
Part III
Item 10. Directors and Executive Officers of the Registrant
     Not applicable.
Item 11. Executive Compensation
     Not applicable.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     As of December 31, 2005, there were 30 registered certificate-holders of the Bay View 2005-LJ-1 Trust, 31 registered certificate-holders of the Bay View 2005-LJ-2 Trust and 42 registered certificate-holders of the Bay View 2005-3 Trust, all of whom maintained their security positions with the Depository Trust Company. While some of these certificate-holders’ security positions in the Trusts exceeded 5% of the outstanding certificate balance, such securities do not constitute voting securities within the meaning of Item 403 of Regulation S-K.
Item 13. Certain Relationships and Related Transactions
     BVDC received payments from the Trusts in accordance with the terms of the applicable Indenture.

Item 14. Principal Accountant Fees and Services
     Not applicable.

Part IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)(1) and (2):
     Incorporated herein and/or attached hereto as Exhibit No. 99.1 are copies of the Monthly Reports to the Trusts for the periods from February 28, 2005 to December 31, 2005. A copy of the Independent Accountants’ report is incorporated herein and attached hereto as Exhibit No. 99.2.
(a)(3) Exhibits:

Regulation S-K		Reference to prior filing
or exhibit number
Exhibit Number	Document	attached hereto
3.1	Certificate of Incorporation of Bay View Deposit Corporation	3.1*
3.2	Bylaws of Bay View Deposit Corporation	3.2*
4.1	2005-LJ-1 Indenture	4.1*
4.2	2005-LJ-2 Indenture	4.2*
4.3	2005-3 Indenture	4.3*
4.4	Trust and Servicing Agreement 2005-LJ-1	4.4*
4.5	Trust and Servicing Agreement 2005-LJ-2	4.5*
4.6	Trust and Servicing Agreement 2005-3	4.6*
31	Certification of Disclosure	31
34	Annual Statement of Compliance by Servicer	34
99.1	Certificate Reports dated:
	March 25, 2005	99.1(a)*
	April 25, 2005	99.1(b)*
	May 25, 2005	99.1(c)*
	June 25, 2005	99.1(d)*
	July 25, 2005	99.1(e)*
	August 31, 2005	99.1(f)*
	August 31, 2005	99.1(g)*
	August 31, 2005	99.1(h)*
	September 30, 2005	99.1(i)*
	November 17, 2005	99.1(j)*
	December 12, 2005	99.1(k)*
	December 30, 2005	99.1(l)*
	January 31, 2006	99.1(m)*
	August 31, 2005	99.1(n)*
	September 30, 2005	99.1(o)*
	November 17, 2005	99.1(p)*
	December 12, 2005	99.1(q)*
	December 30, 2005	99.1(r)*
	January 31, 2006	99.1(s)*

Regulation S-K		Reference to prior filing
or exhibit number
Exhibit Number	Document	attached hereto
	December 30, 2005	99.1(t)*
	January 31, 2006	99.1(u)*
99.2	Independent Accountants’ Report	99.2
(*References to Prior Filings)

3.1	Filed as exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 dated filed December 17, 2004 (File No. 333-121380).
3.2	Filed as exhibit 3.2 to the Registrant’s Registration Statement on Form S-3 dated filed December 17, 2004 (File No. 333-121380).
4.1	Filed as exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated February 17, 2005, filed February 24, 2005 (File No. 333-121380).
4.2	Filed as exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated July 28, 2005, filed August 8, 2005 (File No. 333-121380).
4.3	Filed as exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated December 12, 2005, filed December 12, 2005 (File No. 333-121380).
4.4	Filed as exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 17, 2005, filed February 24, 2005 (File No. 333-121380).
4.5	Filed as exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 28, 2005, filed August 8, 2005 (File No. 333-121380).
4.6	Filed as exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated December 12, 2005, filed December 12, 2005 (File No. 333-121380).
99.1(a)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 25, 2005, filed April 1, 2005 (File No. 333-121380).
99.1(b)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 25, 2005, filed May 13, 2005 (File No. 333-121380).
99.1(c)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated May 25, 2005, filed June 14, 2005 (File No. 333-121380).
99.1(d)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 25, 2005, filed July 26, 2005 (File No. 333-121380).
99.1(e)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated July 25, 2005, filed August 4, 2005 (File No. 333-121380).
99.1(f)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A dated August 31, 2005, filed September 7, 2005 (File No. 333-121380).
99.1(g)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A dated August 31, 2005, filed September 7, 2005 (File No. 333-121380).
99.1(h)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 31, 2005, filed September 7, 2005 (File No. 333-121380).
99.1(i)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2005, filed October 3, 2005 (File No.

Regulation S-K		Reference to prior filing
or exhibit number
Exhibit Number	Document	attached hereto

333-121380).
99.1(j)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2005, filed November 17, 2005 (File No. 333-121380).
99.1(k)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 12, 2005, filed December 14, 2005 (File No. 333-121380).
99.1(l)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005, filed January 4, 2006 (File No. 333-121380).
99.1(m)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2006, filed February 3, 2006 (File No. 333-121380).
99.1(n)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 31, 2005, filed September 7, 2005 (File No. 333-121380).
99.1(o)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2005, filed October 3, 2005 (File No. 333-121380).
99.1(p)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2005, filed November 17, 2005 (File No. 333-121380).
99.1(q)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 12, 2005, filed December 14, 2005 (File No. 333-121380).
99.1(r)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005, filed January 4, 2006 (File No. 333-121380).
99.1(s)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2006, filed February 3, 2006 (File No. 333-121380).
99.1(t)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2005, filed January 4, 2006 (File No. 333-121380).
99.1(u)	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2006, filed February 3, 2006 (File No. 333-121380).

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on behalf of Bay View Deposit Corporation by the undersigned, thereunto duly authorized.
     BY: BAY VIEW DEPOSIT CORPORATION (ORIGINATOR OF THE TRUSTS)

Date: March 31, 2006

By:	/s/ John Okubo

John Okubo
Executive Vice President and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Robert B. Goldstein	By: /s/ Charles G. Cooper

Robert B. Goldstein	Charles G. Cooper
Chairman of the Board	Director

Date: March 31, 2006	Date: March 31, 2006

By: /s/ Prodyodth K. Chatterjee	By: /s/ John Okubo

Prodyodth K. Chatterjee, Director	John Okubo
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date: March 31, 2006	Date: March 31, 2006